Form 10-K
BEAR STEARNS ARM TRUST MORTGAGE PASS-THRO CERT SERIES 2001-4
filed 2004-03-30
CIK 1144324

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2003

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

   c/o Wells Fargo Bank, N.A.
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

         Not applicable.



  Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
    Yes___       No X



  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

         Not applicable.



  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Not applicable.



  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

         Not applicable.










                                   PART I

  Item 1.  Business.

            Omitted.

  Item 2.  Properties.

            See Item 15(a), Exhibits 99.1, 99.2, and 99.3, for information provided in lieu of information required by Item 102 of Regulation S-K.



  Item 3.  Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement (the Trust), the Trustee, the Servicer or the registrant with respect to the Trust other than routine litigation incidental to the duties of the respective parties.





  Item 4.  Submission of Matters to a Vote of Security Holders.


            None.

                                PART II


  Item 5.  Market for Registrant's Common Equity and Related Stockholder
           Matters.


            No established public trading market for the Certificates exists.

            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2003, the number of holders of record for each class of Certificate were as follows:


             Class B-1                            3
             Class B-2                            3
             Class B-3                            3
             Class B-4                            1
             Class B-5                            1
             Class B-6                            1
             Class I-A                            3
             Class II-A                           3
             Class R-I                            1
             Class R-II                           1

             Total:                              20


  Item 6.  Selected Financial Data.

            Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

            Omitted.


  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

            Not applicable.

  Item 8.  Financial Statements and Supplementary Data.

            See Item 15(a), Exhibits 99.1, 99.2, 99.3, for information provided in lieu of information required by Item 302 of Regulation S-K.




  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.

  Item 9A. Controls and Procedures.

            Not applicable.


                                PART III


  Item 10. Directors and Executive Officers of the Registrant.

            Not applicable.


  Item 11. Executive Compensation.

            Not applicable.


  Item 12. Security Ownership of Certain Beneficial Owners and Management.

            Not applicable.


  Item 13. Certain Relationships and Related Transactions.

            Not applicable.

  Item 14. Principal Accounting Fees and Services.

            Not applicable.



                                PART IV


  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) Exhibits

     (31.1) Rule 13a-14(a)/15d-14(a) Certification

     (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2003.


       a) ABN Amro Mortgage Group, as Servicer <F1>
       b) Bank of America, as Servicer <F1>
       c) Chase Manhattan Mtg Corp, as Servicer <F1>
       d) CitiMortgage Inc. (MO), as Servicer <F1>
       e) First Horizon Home Loan Corp, as Servicer <F1>
       f) GMAC Mortgage Corp, as Servicer <F1>
       g) Guaranty Residential Lending, as Servicer <F1>
       h) Ocwen Federal Bank FSB, as Servicer <F1>
       i) Saxon Mortgage Services, as Servicer <F1>
       j) Wachovia Mortgage Corporation, as Servicer <F1>
       k) Wells Fargo Home Mortgage, Inc, as Servicer <F1>

     (99.2) Report of Management as to Compliance with Minimum Servicing
            Standards for the year ended December 31, 2003.


       a) ABN Amro Mortgage Group, as Servicer <F1>
       b) Bank of America, as Servicer <F1>
       c) Chase Manhattan Mtg Corp, as Servicer <F1>
       d) CitiMortgage Inc. (MO), as Servicer <F1>
       e) First Horizon Home Loan Corp, as Servicer <F1>
       f) GMAC Mortgage Corp, as Servicer <F1>
       g) Guaranty Residential Lending, as Servicer <F1>
       h) Ocwen Federal Bank FSB, as Servicer <F1>
       i) Saxon Mortgage Services, as Servicer <F1>
       j) Wachovia Mortgage Corporation, as Servicer <F1>
       k) Wells Fargo Home Mortgage, Inc, as Servicer <F1>

     (99.3) Annual Statements of Compliance under the Pooling and Servicing
            Agreements for the year ended December 31, 2003.


       a) ABN Amro Mortgage Group, as Servicer <F1>
       b) Bank of America, as Servicer <F1>
       c) Chase Manhattan Mtg Corp, as Servicer <F1>
       d) CitiMortgage Inc. (MO), as Servicer <F1>
       e) First Horizon Home Loan Corp, as Servicer <F1>
       f) GMAC Mortgage Corp, as Servicer <F1>
       g) Guaranty Residential Lending, as Servicer <F1>
       h) Ocwen Federal Bank FSB, as Servicer <F1>
       i) Saxon Mortgage Services, as Servicer <F1>
       j) Wachovia Mortgage Corporation, as Servicer <F1>
       k) Wells Fargo Home Mortgage, Inc, as Servicer <F1>


     (99.4) Aggregate Statement of Principal and Interest Distributions to
            Certificate Holders.


   (b) On November 04, 2003, December 02, 2003, and January 06, 2004 reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.





   (c) Not applicable.


   (d) Omitted.





  <F1> Filed herewith.






                                SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



     Bear Stearns ARM Trust
     Mortgage Pass-Through Certificates
     Series 2001-4
     (Registrant)



  Signed:  Structured Asset Mortgage Investments Inc., as Seller


  By:   Jeffrey Mayer, President

  By: /s/  Jeffrey Mayer, President

  Dated: March 30, 2004







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


Exhibit Index

Exhibit No.

Ex-31.1 Rule 13a-14(a)/15d-14(a) Certification

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

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: ABN Amro Mortgage Group, as Servicer, Bank of America, N.A. (KY), as Servicer, Chase Manhattan Mtg Corp, as Servicer, CitiMortgage Inc., as Servicer, First Horizon Home Loan Corp, as Servicer, GMAC Mortgage Corp, as Servicer, Guaranty Residential Lending, as Servicer, Ocwen Federal Bank FSB, as Servicer, Saxon Mortgage Services, as Servicer, Wachovia Mortgage Corporation, as Servicer, Wells Fargo Home Mortgage, Inc, as Servicer, and Wells Fargo Bank, N.A., as Securities Administrator.


      Date: March 30, 2004


      /s/ Jeffrey Mayer
      Signature


      President
      Title


Ex-99.1 (a)
ABN AMRO Mortgage (Logo)

loan Administration

4242 Norm Harlem Avenue
Norridge, Illinois 60706

Management's Assertion on Compliance with the Minimum Servicing Standards Set Forth in the Uniform Single Attestation Program for Mortgage Bankers

Report of Management

We, as members of management of ABN AMRO Mortgage Group, Inc. (AAMG, a wholly owned subsidiary of LaSalle Bank Corporation) are responsible for complying with the servicing standards identified in the attached Exhibit A (the "specified minimum servicing standards") as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers
(USAP). We are also responsible for establishing and maintaining effective internal control over compliance with these specified minimum servicing standards. We have performed an evaluation of the AAMG's compliance with the specified minimum servicing standards as of December 31, 2003 and for the year then ended. Based on this evaluation, we assert that during the year ended December 31, 2003, the Bank complied, in all material respects, with the specified minimum servicing standards.

As of and for this same period, LaSalle Bank Corporation had in effect a fidelity bond in the amount of $500,OOO,00O and an error and omissions policy in the amount $25,000,000.

/s/ Stanley Rhodes
Stanley Rhodes
President

/s/ Richard Geary
Richard Geary
Group Senior Vice President

January 30, 2004

A Division of ABN AMRO Mortgage Group, Inc.

Affiliate Banks: LaSalle Bank N.A. Standard Federal Bank N.A.




Exhibit A

Specified Minimum Servicing Standards

I. Custodial Bank Accounts

1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

a. be mathematically accurate;

b. be prepared within forty-five (45) calendar days after the cutoff date. The cutoff date is the date as of which a bank account is reconciled every month. It may, or may not, coincide with a prescribed investor reporting date but shall be consistent from period to period;

c. be reviewed and approved by someone other than the person who prepared the reconciliation; and

d. document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

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

II. Mortgage Payments

1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two (2) business days of receipt.

2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two (2) business days of receipt.

3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.

Exhibit A

Specified Minimum Servicing Standards (continued)

III. Disbursements

1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

2. Disbursements made on behalf of a mortgagor or investor shall be posted within two (2) business days to the mortgagor's or investor's records maintained by the servicing entity.

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

6. Unissued checks shall be safeguarded so as to prevent unauthorized access.

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

2. Adjustments on adjustable rate mortgage (ARM) loans shall be computed based on the related mortgage note and any ARM rider.

3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

Exhibit A

Specified Minimum Servicing Standards (continued)

V. Mortgagor Loan Accounting (continued)

4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

VI. Delinquencies

1. Records documenting collection efforts shall be maintained during the period a loan is in default and shall be undated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (i.e., illness or unemployment).

VII. Insurance Policies

1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.




Ex-99.1 (b)

(Logo) PricewaterhouseCoopers


PricewaterhouseCoopers
llP 214 N.Tryon Street
Ste 3600
Charlotte NC 28202

Telephone (704) 344 7500
Facsimile (704) 344 4100


Report of Independent Accountants

To the Board of Directors and Shareholder of Bank of America, N.A.

We have examined management's assertion about compliance by the mortgage division of Bank of America, N.A. (the "Company"), an operating division of Bank of America, N.A., with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2003 included in the accompanying management assertion (see Exhibit 1). Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

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

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31,2003 is fairly stated, in all material respects.


/s/ PriceWaterhouseCooper
March 2, 2004


  Ex-99.1 (c)

PRICEWATERHOUSECOOPERS  (logo)

PricewaterhouseCoopers LLP
1177 Avenue of the Americas
New York NY 10036
Telephone (646) 471 4000
Facsimile (813) 286 6000

Report of Independent Auditors

To the Board of Directors and Stockholder of Chase Manhattan Mortgage Corporation:

We have examined management's assertion about Chase Manhattan Mortgage Corporation's (the "Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2003 included in the accompanying management assertion (see Exhibit
I). The Company performs loan subservicing functions for the residential loan servicing portfolio of its affiliate, Chase Mortgage Company West. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

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

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2003 is fairly stated, in all material respects.

/s/ Pricewaterhousecoopers LLP

March 3, 2004


  Ex-99.1 (d)

(logo) KPMG

KPMG LLP
Suite 900
10 South Broadway
St. Louis, MO 63102-1761

Independent Accountants' Report

The Board of Directors
CitiMortgage, Inc.:

We have examined management's assertion, included in the accompanying management assertion, that CitiMortgage, Inc. and subsidiaries and CitiMortgage Asset Management, Inc. (collectively referred to as the Company), complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers as of and for the year ended December 31, 2003. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

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

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards during the year ended December 31, 2003 is fairly stated, in all material respects.

/s/ KPMG LLP

St. Louis, Missouri
March 5, 2004

KPMG LLP, a U.S limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.


Ex-99.1 (e)

(logo) KPMG LLP

KPMG LLP
Suite 3100
717 North Harwood Street
Dallas, TX 75201-6585







Independent Auditors' Report



The Stockholder
First Horizon Home Loan Corporation:


We have examined management's assertion about First Horizon Home Loan Corporation's and its wholly owned subsidiary's, First Tennessee Mortgage Services, Inc., which includes a consolidated investment in FH-FF Mortgage Services, L.P. (the Company) compliance with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2003, included in the accompanying management assertion letter. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance with the minimum servicing standards based on our examination.

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

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2003, is fairly stated, in all material respects.



/s/ KPMG LLP
KPMG LLP


February 27, 2004











KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.




Ex-99.1 (f)

(logo) PRICEWATERHOUSECOOPERS



PricewaterhouseCoopers LLP
125 High Street
Boston MA 02110
Telephone (617) 530 5000
facsimile (617) 530-5001


Report of Independent Auditors



To the Board of Directors and Stockholder of GMAC Mortgage Corporation:



We have examined management's assertion about GMAC Mortgage Corporation and its subsidiaries' (the "Company") compliance with the minimum servicing standards ("standards") identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2003 included in the accompanying management assertion (see Exhibit I). Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.


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


In our opinion, management's assertion that the Company complied with the aforementioned standards as of and for the year ended December 31, 2003 is fairly stated, in all material respects.



/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

March 24, 2004


Ex-99.1 (g)
Report on Management's Assertion on
Compliance with the Specified Minimum Servicing Standards Set Forth in the Uniform Single Attestation Program for Mortgage Bankers

Report of Independent Accountants

Board of Directors
Guaranty Bank and Subsidiaries
(including Guaranty Residential Lending, Inc.)

We have examined management's assertion, included in the accompanying report titled Report of Management, that Guaranty Bank and Subsidiaries (including Guaranty Residential Lending, Inc.) (the "Company") complied with the minimum servicing standards identified in Appendix 1 to the Report of Management (the "specified minimum servicing standards") as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") during the year ended December 31, 2003. Management is responsible for the Company's compliance with those specified minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the specified minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the specified minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned specified minimum servicing standards during the year ended December 31, 2003, is fairly stated, in all material respects.


/s/ Ernst & Young LLP

Austin, Texas
March 26, 2004



Ex-99.1 (h)

PRICEWATERHOUSECOOPERS   (logo)


PricewaterhouseCoopers LLP 222
Lakeview Avenue
Suite 360
West Palm Beach, FL 33401

Telephone (561) 832-0038
Facsimile (561) 805-8181


INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT'S REPORT

To the Board of Directors of
Ocwen Federal Bank FSB


We have examined management's assertion, included in the accompanying Management Assertion on Compliance with USAP, that, except for the noncompliance related to reconciliations described in the third paragraph and the noncompliance related to interest on escrows described in the fifth paragraph, Ocwen Federal Bank FSB (the "Bank") complied with the minimum servicing standards identified in the Mortgage Bankers Association of America's ("MBA's") Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2003. Management is responsible for the Bank's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Bank's compliance based on our examination.

Our examination was made in accordance with standards established by the American institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Bank's compliance with the minimum servicing standards and performing such other procedures as we consider necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Bank's compliance with the minimum servicing standards.

Our examination disclosed noncompliance with minimum servicing standards related to account reconciliations and interest on escrows applicable to the Bank during the year ended December 31, 2003. Such noncompliance is described in the accompanying Management Assertion on Compliance with USAP.

In our opinion, management's assertion that the Bank complied with the aforementioned minimum servicing standards, except for noncompliance as described in the accompanying Management Assertion on Compliance with USAP, as of and for the year ended December 31, 2003 is fairly stated, in all material respects.


/s/ PriceWaterhouseCooper

March 12, 2004


Ex-99.1 (i)
Deloitte (logo)

Deloitte & Touche LLP
750 College Road East
Third Floor
Princeton, NJ 08540
USA
Tel: +1 609 514 3600
www.deloitte.com



INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors
Saxon Mortgage Services, Inc.
Fort Worth, Texas


We have examined Saxon Mortgage Services, Inc.'s (the "Company's") compliance with its established minimum servicing standards described in the accompanying Management's Assertion, dated March 19, 2004, as of and for the year ended December 31, 2003. Management is responsible for compliance with those minimum servicing standards. Our responsibility is to express an opinion on the Company's compliance based on our examination.

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

Our examination disclosed the following material noncompliances involving the resolution of reconciling items in the custodial bank accounts within 90 days and inconsistencies with the loan documents in calculating interest rate changes for the year ended December 31, 2003. In one of the thirty custodial bank accounts selected for testing for November 2003, Company reconciliations included 44 items totaling approximately $60,090 that were older than 90 days. In 18 of the 239 adjustable rate mortgage loans selected for testing in 2003, the Company's calculations of interest rate changes were inconsistent with the applicable underlying loan document.

In our opinion, except for the material noncompliances described in the preceding paragraph, the Company complied, in all material respects, with the aforementioned minimum servicing standards as of and for the year ended December 31, 2003, as set forth in Appendix 1.

/s/ Deloitte & Touche LLP

March 19, 2004

Member of Deloitte Touche Tohmatsu

  Ex-99.1 (j)

KPMG   (logo)

KPMG LLP
Suite 2300
401 South Tryon Street
Three First Union Center
Charlotte, NC 28202-1911

Independent Accountants' Report

The Board of Directors
Wachovia Bank National Association:

We have examined management's assertion, included in the accompanying report, that the Commercial Real Estate Servicing Division of Wachovia Bank National Association (the Bank) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's ("MBA's") Uniform Single Attestation Program for Mortgage Bankers, except for minimum servicing standards V.4 and VI.1, which the MBA has interpreted as being inapplicable to the servicing of commercial and multifamily loans, as of and for the year ended December 31, 2003. Management is responsible for the Bank's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Bank's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Bank's compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Bank's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Bank has complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2003 is fairly stated, in all material respects.

/s/ KPMG LLP

March 10, 2004

KPMG LLP, a U.S. limited liability partnership, is the U.S.
member of KPMG international, a Swiss cooperative.


  Ex-99.1 (k)

KPMG   (logo)

KPMG LLP
2500 Ruan Center
666 Grand Avenue
Des Moines, IA 50309

Independent Accountants' Report

The Board of Directors
Wells Fargo Home Mortgage, Inc.:

We have examined management's assertion dated February 25, 2004 that Wells Fargo Home Mortgage, Inc. (the Company) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2003. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.


Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards specified above and perfonning such other procedures as we consideccd necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2003, is fairly stated, in a11 material respects.


/s/ KPMG LLP

February 25, 2004

KPMG LLP a US limited liability partnership, is the US member of KPMG international a Swiss corporation


Ex-99.2 (a)
ABN AMRO Mortgage (Logo)

loan Administration

4242 Norm Harlem Avenue
Norridge, Illinois 60706

Management's Assertion on Compliance with the Minimum Servicing Standards Set Forth in the Uniform Single Attestation Program for Mortgage Bankers

Report of Management

We, as members of management of ABN AMRO Mortgage Group, Inc. (AAMG, a wholly owned subsidiary of LaSalle Bank Corporation) are responsible for complying with the servicing standards identified in the attached Exhibit A (the "specified minimum servicing standards") as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers
(USAP). We are also responsible for establishing and maintaining effective internal control over compliance with these specified minimum servicing standards. We have performed an evaluation of the AAMG's compliance with the specified minimum servicing standards as of December 31, 2003 and for the year then ended. Based on this evaluation, we assert that during the year ended December 31, 2003, the Bank complied, in all material respects, with the specified minimum servicing standards.

As of and for this same period, LaSalle Bank Corporation had in effect a fidelity bond in the amount of $500,OOO,00O and an error and omissions policy in the amount $25,000,000.

/s/ Stanley Rhodes
Stanley Rhodes
President

/s/ Richard Geary
Richard Geary
Group Senior Vice President

January 30, 2004

A Division of ABN AMRO Mortgage Group, Inc.

Affiliate Banks: LaSalle Bank N.A. Standard Federal Bank N.A.




Exhibit A

Specified Minimum Servicing Standards

I. Custodial Bank Accounts

1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

a. be mathematically accurate;

b. be prepared within forty-five (45) calendar days after the cutoff date. The cutoff date is the date as of which a bank account is reconciled every month. It may, or may not, coincide with a prescribed investor reporting date but shall be consistent from period to period;

c. be reviewed and approved by someone other than the person who prepared the reconciliation; and

d. document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

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

II. Mortgage Payments

1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two (2) business days of receipt.

2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two (2) business days of receipt.

3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.

Exhibit A

Specified Minimum Servicing Standards (continued)

III. Disbursements

1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

2. Disbursements made on behalf of a mortgagor or investor shall be posted within two (2) business days to the mortgagor's or investor's records maintained by the servicing entity.

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

6. Unissued checks shall be safeguarded so as to prevent unauthorized access.

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

2. Adjustments on adjustable rate mortgage (ARM) loans shall be computed based on the related mortgage note and any ARM rider.

3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

Exhibit A

Specified Minimum Servicing Standards (continued)

V. Mortgagor Loan Accounting (continued)

4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

VI. Delinquencies

1. Records documenting collection efforts shall be maintained during the period a loan is in default and shall be undated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (i.e., illness or unemployment).

VII. Insurance Policies

1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.



Ex-99.2 (b)

Exhibit I

Bank of America


Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards

March 2, 2004

As of and for the year ended December 31,2003, the Mortgage division of Bank of America, N.A. (the "Company"), has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP").

As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amounts of $340,000,000 and $270,000,000, respectively.


/s/ Ashish Kamit
Ashish Kamit
Senior Vice President and Managing Director
Bank of America, N .A.


/s/ J Mark Hanson
J Mark Hanson
Senior Vice President
Bank of America, N .A.


/S/ H Randell Chestnut
Senior Vice President
Bank of America, N.A.


Gary K Bettin
Senior Vice President and National Servicing Executive Bank of America, N .A.

/s/ Kevin M Shannon
Kevin M. Shannon
President
Consumer Real Estate



Bank of America, N.A.
 USA
[Olympic rings]
   2000-2004
US Olympic Teams

  Ex-99.2 (c)

(Logo) Chase

Chase Manhattan Mortgage Corporation
3415 Vision Drive
Columbus, OH 43219

Exhibit I

Management's Assertion Concerning Compliance with USAP Minimum Servicing
Standards

March 3, 2004

As of and for the year ended December 31, 2003, Chase Manhattan Mortgage Corporation and its subsidiaries (collectively, the "Group'') have complied in all material respects with the minimum servicing standards (the "standards") set forth in the Mortgage Bankers association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP"). These standards are applicable only to Chase Manhattan Mortgage Corporation's prime and subprime mortgage portfolios.

As of and for this same period, the Group had in effect fidelity bond and errors and omissions policy in the amounts of $250,000,000 and $25,000,000 respectively.

/s/ Steve Rotella
Steve Rotella
Chief Executive Officer

/s/ Terry L. Gentry
Terry L. Gentry
Senior Vice President of Servicing

/s/ Lucy Gambino
Lucy Gambino
Vice President of Risk Management





  Ex-99.2 (d)

(logo) citimortgage

CitiMortgage, Inc.
1000 Technology Drive
Mail Station 822
0' Fallon, Missouri 63304

MANAGEMENT ASSERTION

As of and for the year ended December 31, 2003, CitiMortgage, Inc. and subsidiaries and CitiMortgage Asset Management, Inc. (collectively referred to as the Company) has complied, in all material respects, with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation for Mortgage Bankers. As of and for this same period, the Company had in effect a fidelity bond policy of $200 million and errors and omissions policy in the amount of $75 million.

Very truly yours,

/s/ By: David Schneider
David Schneider, President & Chief Operating Officer, Citimortgage, Inc.

/s/ By:  Bill Beckmann
Bill Beckmann, President, Citigroup Real Estate Servicing and Technology

/s/ By:  Paul Ince
Paul Ince, Chief Financial Officer, CitiMortgage, Inc.

March 5, 2004

A member of citigroup  (logo)


Ex-99.2 (e)
(logo) FIRST HORIZON
HOME LOANS
Pete Makowiecki
Executive Vice President
Chief Financial Officer







February 27, 2004




Ladies and Gentlemen:

As of and for the year ended December 31, 2003, First Horizon Home Loan Corporation and its wholly-owned subsidiary, First Tennessee Mortgage Services, Inc., which includes a consolidated investment in FH-FF Mortgage Services, L.P., (the Company) complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, the Company had in effect a fidelity bond policy in the amount of $100 million and an errors and omissions policy in the amount of $75 million.


/s/ Peter F. Makowiecki
Peter F. Makowiecki
Chief Financial Officer




First Horizon Home Loan Corporation
4000 Horizon Way
Irving, TX 75063
Phone: (800) 707-0139




Ex-99.2 (f)

(logo) GMAC Mortgage








Exhibit 1


Managements Assertion Concerning Compliance with USAP Minimum Servicing Standards


March 19,2004



As of and for the year ended December 31, 2003, GMAC Mortgage Corporation and its subsidiaries (the "Company") have complied in all material respects with the minimum servicing standards (the "Standards") set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP").


As of and for this same period the Company had in effect fidelity bond and errors and omissions policies in the amounts of $125,000,000 and $100,000,000, respectively.





/s/ David Applegate
David Applegate
Chief Executive Officer
GMAC Residential Holding Corp




/s/ Ralph Hall
Ralph Hall
Chief Operating Officer
GMAC Residential Holding Corp


Ex-99.2 (g)
(logo) Guaranty Bank

Management's Assertion on Compliance
with the Specified Minimum Servicing Standards Set Forth in the Uniform Single Attestation Program for Mortgage Bankers

                              Report of Management

We, as members of management of Guaranty Bank and Subsidiaries (including Guaranty Residential Lending, Inc.) (the "Company"), are responsible for complying with the minimum servicing standards identified in the attached Appendix 1 (the "specified minimum servicing standards") as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP"). We are also responsible for establishing and maintaining effective internal control over compliance with these specified minimum servicing standards. We have performed an evaluation of the Company's compliance with the specified minimum servicing standards as of December 31, 2003 and for the year then ended. Based on this evaluation, we assert that during the year ended December 31, 2003, the Company complied, in all material respects, with the specified minimum servicing standards.

As of December 31, 2003 and for the year then ended, the Company had in effect a fidelity bond and errors and omissions policy in the amount of $27,000,000.

/s/ Richard K. Magel
Richard K. Magel
Executive Vice President & Chief Operating Officer
Guaranty Residential Lending, Inc.

/s/ John Harris
John Harris
Executive Vice President, Loan Administration
Guaranty Residential Lending, Inc.


March 26, 2004


Appendix 1

Specified Minimum Servicing Standards

I.  Custodial Bank Accounts

   1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

      a. be mathematically accurate;

      b. be prepared within forty-five (45) calendar days after the cutoff date. The cutoff date is the date as of which a bank account is reconciled every month. It may, or may not, coincide with a prescribed investor reporting date but shall be consistent from period to period;

      c. be reviewed and approved by someone other than the person who prepared the reconciliation; and

      d. document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

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


II. Mortgage Payments

   1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two (2) business days of receipt.

   2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two (2) business days of receipt.

   3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

   4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.

Appendix 1

Specified Minimum Servicing Standards (continued)

III.   Disbursements

   1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

   2. Disbursements made on behalf of a mortgagor or investor shall be posted within two (2) business days to the mortgagor's or investor's records maintained by the servicing entity.

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

   6. Unissued checks shall be safeguarded so as to prevent unauthorized access.


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

   2. Adjustments on adjustable rate mortgage (ARM) loans shall be computed based on the related mortgage note and any ARM rider.

   3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

Appendix 1

Specified Minimum Servicing Standards (continued)

V. Mortgagor Loan Accounting (continued)

   2. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

VI. Delinquencies

   1. Records documenting collection efforts shall be maintained during the period a loan is in default and shall be updated at least monthly.
      Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (i.e., illness or unemployment).

VI. Insurance Policies

   1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.








1300 S. MoPac
Austin, TX 78746
ph:512 434 1000

Member FDIC (logo)




Ex-99.2 (h)

(logo)
OCWEN

MANAGEMENT ASSERTION ON COMPLIANCE WITH USAP

March 12, 2004


As of and for the year ended December 31,2003, except as specifically noted below, Ocwen Federal Bank FSB (the "Bank") has complied in al1 material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's ("MBA's") Uniform Single Attestation Program for Mortgage Bankers ("USAP").


        Standard: Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall be mathematically accurate, be prepared within forty five (45) calendar days of the cutoff date; be reviewed and approved by someone other than the person who prepared the recol1ciliation; and document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.


        Certain reconciling items which arose during the year ended December 31, 2003 were not specifically identified and/or were not cleared within 90 days of their original identification. Management has developed and implemented an action plan and continues to resolve outstanding reconciling items. All significant reconciling items have been isolated and reviewed by the Company, and the Company believes these items will not have a material impact on the status of any custodial accounts.


        Standard: Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.


        Interest on escrow accounts in certain states was not paid, or credited, to mortgagors in accordance with the applicable state laws during the year ended December 31, 2003. The Bank has corrected the affected accounts by paying or crediting the appropriate interest on escrow.
        The Bank is currently implementing an enhancement to its REALServicingTM servicing system to ensure that, for loans collateralized by properties located in states that require the payment of interest on escrow accounts, the payment or crediting of such interest is in accordance with applicable state laws.


As of and for this same period, the Bank had in effect a fidelity bond in the amount of $15,000,000 and an enors and omissions policy in the amount of $5,000,000.

/s/ Ronald M. Faris
Ronald M. Faris
President


/s/ Scott W. Anderson
Scott W. Ariaerson
Senior Vice President of Residential Assets


/s/ Brain J. LaForest
Brain J LaForest
Director of Investor Reporting


Ex-99.2 (i)

(Logo) Saxon Mortgage Services, Inc.

March 19,2004



As of and for the year ended December 31, 2003, Saxon Mortgage Services, Inc. ("the Company") has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers except as noted in the following paragraphs.

In one of thirty custodial bank accounts selected for testing as of November 2003, reconciling items totaling $60,690 were outstanding for more than 90 days. There were no exceptions noted in the remaining twenty-nine custodial bank accounts selected for testing (Section I.1).

Two hundred thirty-nine adjustable rate mortgage ("ARM') loans were reviewed in 2003. Eighteen exceptions in the interest rate change were identified and corrected (Section V.2).

As of, and for the year ended December 31, 2003, the Company had in effect a fidelity bond and errors and omissions policy in the amount of $15 million and $10 million, respectively.



/s/ Dennis G. Stowe

    Dennis G. Stowe
    President



/s/ David L. Dill

    David L. Dill
    Executive Vice President


Saxon Mortgage Services, Inc. * 4860 Cox Road * Suite 300 * Glen Allen, VA 23060
(804) 967-7400


APPENDIX I

MINIMUM SERVICING STANDARDS AS SET FORTH IN THE MORTGAGE BANKERS ASSOCIATION OF AMERlCA'S UNIFORM SINGLE ATTESTATION PROGRAM FOR MORTGAGE BANKERS

I. CUSTODIAL BANK ACCOUNTS

1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:
   *   be mathematically accurate;
   *   be prepared within forty-five (45) calendar days after the cutoff date;
   * be reviewed and approved by someone other than the person who prepared the reconciliation; and document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

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

4. Any late payment penalties paid in conjunction with the payment of any tax bi1l or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

5. Amounts remitted to investors per the servicer's investor reports sha1l agree with cancelled checks, or other form of payment, or custodial bank statements.

6.Unused checks shall be safeguarded so as to prevent unauthorized access.

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


Ex-99.2 (j)

Wachovia Securities
8739 Research Drive, URP4
Charlotte, NC 28288

Wachovia Securities (logo)

Management Assertion

As of and for the year ended December 31,2003, the Commercial Real Estate Servicing Division of Wachovia Bank National Association (the Bank) has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's (MBA's) Uniform Single Attestation Program for Mortgage Bankers, except for minimum servicing standards V.4. and VI.l., which the MBA has interpreted as being inapplicable to the servicing of commercial and multifamily loans. As of and for this same period, the Bank had in effect a fidelity bond and errors and omissions policy in the amount of $200 million and $20 million, respectively.


/s/ Alan Kronovet                       3/10/04
Alan Kronovet                           Date
Director/Vice President
Wachovia National Bank


/s/ Steven Johnson                      3/10/04
Steven Johnson                          Date
Director
Wachovia National Bank







 Ex-99.2 (k)

(Logo) WELLS FARGO HOME MORTGAGE

Management Assertion

As of and for the year ended December 31, 2003, Wells Fargo Home Mortgage, Inc, has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, Wel1s Fargo Home Mortgage, Inc. had in effect a fidelity bond along with an errors and omissions policy in the amounts of $lOO million and $20 million, respectively.

/s/ Pete Wissinger
February 25, 2004
Pete Wissinger
Chief Executive Officer

/s/ Michael J. Heid
February 25, 2004
Michael J. Heid
Executive Vice President

/s/ Michael Lepore
February 25, 2004
Michael Lepore
Executive Vice President
Loan Servicing

/s/ Robert Caruso
February 25, 2004
Robert Caruso
Executive Vice President
Servicing Operations

Ex-99.3 (a)

(logo)ABNAMRO Mortgage

Loan Administration

4242 N. Harlem Ave.
Norridge, Illinoise 60706

ANNUAL STATEMENT OF COMPLIANCE

The undersigned, an officer of ABN AMRO Mortgage Group, Inc., ("ABN AMRO"), hereby certifies as follows:

1. I have made, or caused to be made under my supervision, review of the activities of ABN AMRO Mortgage Group, Inc, during the preceding calendar year ending December 31,2003, with respect to performance under the Agreement referenced in the attached.


2. To the best of my knowledge, based on such review ABN AMRO has, as of the last day of said preceding calendar year, fulfilled all of its material obligations under said Agreement.

In witness whereof the undersigned has signed this Annual Statement of Compliance on this 1st day of March, 2004.

ABN AMRO Mortgage Group, Inc.

By: /s/ Richard F. Geary
Richard F. Geary
Group Senior Vice President




A Division of ABN AMRD Mortgage Group. Inc. Affiliate Banks: LaSalle Bank, N.A., Standard Federal Bank, N.A.


Wells Fargo Bank Minnesota, National Association

BAF03002 2003-2 INV. 845
BSL03001 2003-1 INV.740
BST01001 2001-1 INV.601
BST01003 2001-3 INV.740
BSTOIO04 2001-4 INV.601
BST03006 2003-6 INV.837
BST03007 2003-7 INV.837
CIT03001 2003-1 INV.724
MAL03009 2003-9 INV. 849
MLM03A04 2003-A4 INV.836
SAMO3CL1 2003-CLI INV. D72
THB02004 2002-4 INV.795
THB03003 2003-3 INV. 795
WFM03003 INV. 724
WFM03004 INV. 724
WFM03005 INV.724
WFM03006 INV.724
WFM03009 INV.724




Ex-99.3 (b)

Bank of America (Logo)

Bank of America
475 CrossPoint Parkway
PO Box 9000
Getzville, NY 14068-9000

Officer's Certificate

Pursuant to the terms of the Servicing Agreement, the undersigned officer certifies to the following:

1. All hazard (or mortgage impairment if applicable), flood, or other casualty insurance and primary mortgage guaranty insurance premiums, taxes, ground rents, assessments, and other charges have been paid in connection with the Mortgaged Properties;

2. Each officer has reviewed the activities and performance of the Seller/ Servicer during the preceding calendar year and to the best of each officer's knowledge, based on such review, the Seller/Servicer has fulfilled all of its obligations under the Agreement throughout the year.

Certified By: /s/ Cynthia A. Mech
Cynthia A. Mech
Vice President




 Ex-99.3 (c)

(logo) CHASE

THE RIGHT RELATIONSHIP IS EVERYTHING.

Chase Manhattan Mortgage Corporation
3415 Vision Drive
Columbus, OH 43219
1-800-848-9136 Customer Service
1-800-582-0542 TDD / Text Telephone

Wells Fargo Bank Minnesota, N.A.
9062 Old Annapolis Rd.
Columbia, MD 21045
Attention: Master Servicing

RE: Officer's Certificate

Dear Master Servicer:

The undersigned Officer certifies the following for the 2003 fiscal year:

(A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota, N.A.;

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

(F) All Custodial Accounts have been reconciled and are properly funded; and

(G) All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.

Certified By:
/s/ Lucy P. Gambino
Lucy P. Gambino, Officer

Title: VICE PRESIDENT

Date:  MARCH 15, 2004



 Ex-99.3 (d)

(logo)citi

CitiMortgage, Inc.
P.O. Box 790013
M.S. 313
St. Louis. MO 63179-0013
www.citimortgage.com

March 12, 2004
Investor # 7643

SERIES 1993-AN1
11000 BROKEN LAND PARKWAY
WELLS FARGO BANK
COLUMBIA MD 21044

OFFICER'S CERTIFICATE

RE: Annual Statement as to Compliance:

Dear Investor:

The activities of CitiMortgage, Inc., performed under the above-captioned agreement during the preceding calendar year, have been conducted under my supervision. Based upon a review of those activities and to the best of my knowledge, CitiMortgage, Inc. has fulfilled all of its obligations under this agreement.

CitiMortgage, Inc.

By: /s/ Patsy M. Barker
Patsy M. Barker, Vice President

By: /s/ Timothy Klingert
Timothy Klingert, Assistant Vice President

A member of citigroup

(logo)citi

Citimortgage, Inc.
P.O. Box 790013
M.S. 313
St. Louis. MO 63179-0013
www.citimortgage.com

March 12, 2004
Investor # 7644

SERIES 1994-UPS-1
11000 BROKEN LAND PARKWAY
WELLS FARGO BANK
COLUMBIA MD 21044

OFFICER'S CERTIFICATE

RE: Annual Statement as to Compliance:

Dear Investor:

The activities of CitiMortgage, Inc., performed under the above-captioned agreement during the preceding calendar year, have been conducted under my supervision. Based upon a review of those activities and to the best of my knowledge, CitiMortgage, Inc. has fulfilled all of its obligations under this agreement.

CitiMortgage, Inc.

By: /s/ Patsy M. Barker
Patsy M. Barker, Vice President

By: /s/ Timothy Klingert
Timothy Klingert, Assistant Vice President

A member of citigroup


(logo)citi

Citimortgage, Inc.
P.O. Box 790013
M.S. 313
St. Louis. MO 63179-0013
www.citimortgage.com

March 12, 2004
Investor # 7645

SERIES 1994-USB-1
11000 BROKEN LAND PARKWAY
WELLS FARGO BANK
COLUMBIA MD 21044

OFFICER'S CERTIFICATE

RE: Annual Statement as to Compliance:

Dear Investor:

The activities of CitiMortgage, Inc., performed under the above-captioned agreement during the preceding calendar year, have been conducted under my supervision. Based upon a review of those activities and to the best of my knowledge, CitiMortgage, Inc. has fulfilled all of its obligations under this agreement.

CitiMortgage, Inc.

By: /s/ Patsy M. Barker
Patsy M. Barker, Vice President

By: /s/ Timothy Klingert
Timothy Klingert, Assistant Vice President

A member of citigroup

(logo)citi

Citimortgage, Inc.
P.O. Box 790013
M.S. 313
St. Louis. MO 63179-0013
www.citimortgage.com

March 12, 2004
Investor # 7646

SERIES 1994-CHASE-1
11000 BROKEN LAND PARKWAY
WELLS FARGO BANK
COLUMBIA MD 21044

OFFICER'S CERTIFICATE

RE: Annual Statement as to Compliance:

Dear Investor:

The activities of CitiMortgage, Inc., performed under the above-captioned agreement during the preceding calendar year, have been conducted under my supervision. Based upon a review of those activities and to the best of my knowledge, CitiMortgage, Inc. has fulfilled all of its obligations under this agreement.

CitiMortgage, Inc.

By: /s/ Patsy M. Barker
Patsy M. Barker, Vice President

By: /s/ Timothy Klingert
Timothy Klingert, Assistant Vice President

A member of citigroup

(logo)citi

Citimortgage, Inc.
P.O. Box 790013
M.S. 313
St. Louis. MO 63179-0013
www.citimortgage.com

March 12, 2004
Investor # 7647

SERIES 1994-SHELTON-1
11000 BROKEN LAND PARKWAY
WELLS FARGO BANK
COLUMBIA MD 21044

OFFICER'S CERTIFICATE

RE: Annual Statement as to Compliance:

Dear Investor:

The activities of CitiMortgage, Inc., performed under the above-captioned agreement during the preceding calendar year, have been conducted under my supervision. Based upon a review of those activities and to the best of my knowledge, CitiMortgage, Inc. has fulfilled all of its obligations under this agreement.

CitiMortgage, Inc.

By: /s/ Patsy M. Barker
Patsy M. Barker, Vice President

By: /s/ Timothy Klingert
Timothy Klingert, Assistant Vice President

A member of citigroup



Ex-99.3 (e)
ANNUAL SERVICING CERTIFICATION

In connection with the loans serviced by First Horizon Home Loans (formerly FT Mortgage Companies) during the fiscal year December 31, 2003, we confirm the following to be materially correct and accurate to the best of our knowledge, information and belief:

1. Real estate taxes, special assessments and any charges that may become a lien upon the property and which come due in the last calendar year have been paid. This also includes the verification with taxing authorities for non-escrowed mortgages.

2. FHA insurance premiums or private mortgage insurance premiums, if applicable, have been paid and are in full force and effect.

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




By: /s/ Yuet Tang


Yuet Tang


(Title) Vice President


(Date) March 26, 2004









Ex-99.3 (f)

(logo) GMAC Mortgage



March 15, 2004



Wells Fargo Bank, NA
Attn: Kim Wiggins
9062 Old Annapolis Road
Columbia, MD 21045-1951



Re: Officers Statement of Compliance
Year Ending 2003
Wells Fargo Master Serviced Deals




We hereby certify to the best of our knowledge and belief, that for the calendar year 2003:


1. A review of the activities of the Seller / Servicer and of performance according to the Seller / Servicer contract has been made with the undersigned Officer's knowledge.

2. To the best of the undersigned Officer's knowledge, and based on such review, the Seller/ Servicer has fulfilled all its obligations under the Guides for such year.

3. If applicable, GMACM has filed the information returns with respect to the receipt of mortgage interest pursuant to Sections 6050H, 6050J and 6050P of the Code, received in a trade or business, reports of foreclosures and abandonment's of any Mortgaged Property and the information returns relating to cancellation of indebtedness income with respect to any Mortgaged Property.

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






Servicer: GMAC Mortgage Corporation

By: /s/ Michael Kacergis

Name: Michael Kacergis

Title: Manager, Operations Risk Management






GMAC Mortgage Corporation
500 Enterprise Road
Horsham, PA 19044



Ex-99.3 (g)
(logo) Guaranty
RESIDENTIAL LENDING

Wells Fargo Bank Minnesota, N.A.
9062 Old Annapolis Road
Columbia, MD 21045
Attn: Master Servicing
March 23, 2004

Re: Officer's Certificate

Dear Master Servicer:

The undersigned Officer certifies the following for the 2003 fiscal year:

(A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each defau1t or failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota, N.A.;

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

All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo Bank Minnesota, N. A.;

All Custodial Accounts have been reconciled and are properly funded; and;

All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.

Certified By:
/s/ John H. Harris
John H. Harris, Officer

Title: Executive Vice President

Date: 3/23/04




Ex-99.3 (h)

(logo) OCWEN


Wells Fargo Bank Minnesota, N.A.
9062 Old Annapolis Road
Columbia, MD 21045
Attention: Servicer Oversight Group

RE: Officer's Certificate

Dear Master Servicer:

The undersigned Officer certifies the following for the 2003 calendar year:


(i) A review of the activities of the Servicer during the preceding calendar year and of the Servicer's performance of the Servicer under the terms of the applicable Servicing Agreement with respect to such Loans has been made under the supervision of the officer who signed such Officer's Certificate;


(ii) To the best of such officer's knowledge, based on such review, except as noted on the Management Assertion on Compliance with USAP, to the best of the undersigned Officer's knowledge, based on such review, the Servicer has fulfilled all of its obligations as set forth under the applicable servicing agreement.



Certified By:


/s/ Arthur J. Castner
Arthur J. Castner, Officer


Title: Vice President


Date: 3/29/04


 Ex-99.3 (i)

(logo) Saxon Mortgage Services, Inc.

Exhibit "A"

Wells Fargo Bank Minnesota, N.A. 9062 Old Annapolis Rd. Columbia, MD 21045
Attention: Master Servicing

RE: Officer's Certificate

Dear Master Servicer:

The undersigned Officer certifies the following for the 2003 fiscal year:

(A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota, N.A.;

(B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;

(C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the tenants of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;

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

(F) All Custodial Accounts have been reconciled and are properly funded; and

(G) All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.

Certified By:
/s/ David Dill
Officer David Dill

Title: Executive Vice President

Date 2/14/04


We are a debt collector. Any information obtained will be used for that purpose.

Saxon Mortgage Services, Inc.
4708 Mercantile Drive North
Fort Worth, TX 76137-3605

P.O. Box 161489
Fort Worth, TX 76161-1489
(817) 665-7200
Fax (817) 665-7400



 Ex-99.3 (j)

Wachovia Bank, N.A.
NC4755
1100 Corporate Center Drive
Raleigh, NC  27607

(logo)Wachovia

Wells Fargo Bank Minnesota, N.A.
9062 Old Annapolis Rd.
Columbia, MD 21045
Attention:  Master Servicing

RE:  Officer's Certificate

Dear Master Servicer:

The undersigned Officer certifies the following for the 2003 fiscal year:

(A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there had been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota, N.A.;

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

(F) All Custodial Accounts have been reconciled and are properly funded; and

(G) All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.

Certified By:

/s/ Richard Z. Grimm
Richard Z. Grimm
Vice President
March 9, 2004




Ex-99.3 (k)

Wells Fargo Home Mortgage (logo)

One Home Campus
Des Moines, IA 50328-0001
515-213-5469
515-213-7121 Fax


January 30, 2004

Re: 2003 Annual Certification

We hereby certify to the best of our knowledge and belief that for the calendar year of 2003:

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

5. Fidelity bond and Errors and Omissions insurance coverage currently exists.

6. That the Officer signing this certificate has reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide or similar agreements and to the best of this officer's knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations of such agreement throughout the year, or if there has been a default or failure of the servicer to perform any of such duties, responsibility or obligations, a description of each default or failure and the nature and status thereof has been reported.

Sincerely,

/s/ John B. Brown
John B. Brown
Vice President
Wells Fargo Home Mortgage Inc.


Ex-99.4
   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders



   Class                              Interest             Principal               Losses             Ending Balance
   B-1                               57,638.67             38,503.24                 0.00               1,206,532.90
   B-2                               46,114.55             30,805.01                 0.00                 965,301.82
   B-3                               34,581.40             23,100.75                 0.00                 723,881.99
   B-4                               39,198.26             26,184.86                 0.00                 820,525.42
   B-5                                9,031.43              5,742.83           130,058.78                 162,991.48
   B-6                                3,135.85              1,254.54           347,451.40                       0.00
   I-A                            1,145,596.66         15,107,982.30                 0.00              16,346,097.22
   II-A                             290,496.34          2,524,411.54                 0.00               4,367,777.12
   R-I                                    0.00                  0.00                 0.00                       0.00
   R-II                                   0.00                  0.00                 0.00                       0.00